Form 10-K
MSAC 2006-NC1
filed 2007-04-02
CIK 1350512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-121914-18

              Morgan Stanley ABS Capital I Inc. Trust 2006-NC1
          (Exact name of issuing entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                     Morgan Stanley Mortgage Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                           Pooling-Tier REMIC-1  30-0350956
                                           Pooling-Tier REMIC-2  30-0350957
                                               Lower Tier REMIC  30-0350958
                                               Upper Tier REMIC  30-0350959
                 New York                         Grantor Trust  30-0350968
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          1585 Broadway
          New York, New York                                    10036
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Item 1112(b)(2) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

        Exhibits 4 was filed as part of the Registrant's Current Report on Form 8-K/A filed on February 28, 2006 and is incorporated by reference:

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of January 1, 2006, by and among the Company, as depositor, HomEq Servicing Corporation, as servicer, JPMorgan Chase Bank, National Association, as servicer, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, as trustee.

        Exhibits 10 were filed as part of the Registrant's Current Report on Form 8-K filed on February 14, 2006 and are incorporated by reference:

        Exhibit 10.1 Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and NC Capital Corporation, as loan seller, dated as of December 1, 2005 (included as Exhibit U to Exhibit 4.1).

        Exhibit 10.2 ISDA Master Agreement, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to Exhibit 4.1).

        Exhibit 10.3 Schedule to the Master Agreement, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to Exhibit 4.1).

        Exhibit 10.4 Credit Support Annex, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to Exhibit 4.1).

        Exhibit 10.5 Confirmation, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to
        Exhibit 4.1).

        Exhibit 10.6 Guarantee, dated as of January 27, 2006, by Morgan Stanley (included as Exhibit T to Exhibit 4.1).

        Exhibit 10.7 Subservicing Agreement, dated as of January 1, 2006, between JPMorgan Chase Bank, National Association and Chase Home Finance LLC.

        Exhibit 31 Section 302 Certification.

        Exhibit 33.1 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        Exhibit 33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.1) for Year End December 31, 2006.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.2) for Year End December 31, 2006.

        Exhibit 35.1 HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President






     Date: March 30, 2007

     EXHIBIT INDEX

     Exhibit Document


        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K/A filed on February 28, 2006 and is incorporated by reference:

      4.1 Pooling and Servicing Agreement, dated as of January 1, 2006, by and among the Company, as depositor, HomEq Servicing Corporation, as servicer, JPMorgan Chase Bank, National Association, as servicer, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, as trustee.

      Exhibits 10 were filed as part of the Registrant's Current Report on Form 8-K filed on February 14, 2006 and are incorporated by reference:

      10.1 Third Amended and Restated Mortgage Loan Purchase and
           Warranties Agreement, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and NC Capital Corporation, as loan seller, dated as of December 1, 2005 (included as Exhibit U to Exhibit 4.1).

      10.2 ISDA Master Agreement, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to Exhibit 4.1).

      10.3 Schedule to the Master Agreement, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee
          (included as Exhibit T to Exhibit 4.1).

      10.4 Credit Support Annex, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to Exhibit 4.1).

      10.5 Confirmation, dated as of January 27, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as Exhibit T to
           Exhibit 4.1).

      10.6 Guarantee, dated as of January 27, 2006, by Morgan Stanley (included as Exhibit T to Exhibit 4.1).

      10.7 Subservicing Agreement, dated as of January 1, 2006, between JPMorgan Chase Bank, National Association and Chase Home Finance LLC.

      31   Section 302 Certification.

      33.1 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.2) for Year End December 31, 2006.

      35.1 HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.